Form 10-Q
period 1997-09-30
ASIA ELECTRONICS HOLDING CO INC
filed 1997-11-19
CIK 1041651

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                      FORM 10-Q

  (Mark one)
  _X_ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1997


                                      or

      Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from          to

                          Commission file number 0-29424

                          Asia Electronics Holding Co. Inc.
             (Exact name of registrant as specified in its charter)

          British Virgin Islands                       13-3932739
(State or other jurisdiction of incorporation          (I.R.S. Employer or
         Identification No.)                         or organization)


   c/o Harney, Westwood & Riegels                      Not Applicable
        Craigmuir Chambers                                (Zip Code)
           P.O. Box 71
        Road Town, Tortola
      British Virgin Islands
(Address of principal executive offices)

                           (809) 494-2233
          (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  ___X___      No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at November 14, 1997
Common Stock, par value $.01 per share            10,091,500 Shares

          ASIA ELECTRONICS HOLDING CO. INC. AND SUBSIDIARIES

                               INDEX


PART I.   FINANCIAL INFORMATION

                                                            Page No.


Item 1.   Financial Statements.

          Consolidated Statements of Income                               1

          Combined Statements of Income                                   2

          Consolidated Balance Sheets                                     3

          Consolidated Statements of Cash Flows                           5

          Consolidated Statements of Changes in Investors' Equity         7

          Notes to the Consolidated Financial Statements                  8

          Unaudited Pro Forma Consolidated Statement of Income           12

          Unaudited Pro Forma Consolidated Balance Sheet                 13

          Notes to Unaudited Pro Forma Financial Statements              14

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  15

Item 3    Quantitative and Qualitative Disclosures About Market Risk     19


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              20

Item 2.   Changes in Securities                                          20

Item 3.   Defaults Upon Senior Securities                                20

Item 4.   Submission of Matters to a Vote of Security Holders            20

Item 5.   Other Information                                              20

Item 6.   Exhibits and Reports on Form 8-K                               20

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                       ASIA ELECTRONICS HOLDING CO. INC.


                      CONSOLIDATED STATEMENTS OF INCOME

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND FOR THE NINE

                      MONTHS ENDED SEPTEMBER 30, 1997

             (Amounts in thousands except per share and share data)

                                   (Unaudited)

                        For the three            For the nine
                         months ended            months ended
                      September 30, 1997  September 30, 1997
                      RMB       US$       RMB       US$
Sales to
  - a related company 32,568    3,929          124,344   14,999
  - others            -              -              19,667    2,373

                      32,568    3,929          144,011   17,372

Cost of goods sold         (22,468)  (2,710)   (103,243) (12,453)
Selling and adminis-
trative expenses           (1,945)   (235)          (5,301)   (639)
Interest income, net       3,377          407       1,014          122
Other income, net               4,044          488       6,146          740

Total costs and expenses   (16,992)  (2,050)   (101,384) (12,230)

Income before income taxes 15,576    1,879          42,627    5,142

Provision for income taxes (2,545)   (307)          (7,979)   (962)

Income after income taxes  13,031    1,572          34,648    4,180

Minority interest               (2,358)   (284)          (7,691)   (928)

Net income                 10,673    1,288          26,957    3,252

Net income per common share     2.2       0.27      5.56      0.67

Weighted average number of
common shares outstanding  4,850,000 4,850,000 4,850,000 4,850,000

   The accompanying notes are an integral part of these financial statements. Translation of amounts from Renminbi (RMB) into United States dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30, 1997 of US$1.00 = Rmb8.2900. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on September 30, 1997 or at any other certain rate.














































                       ASIA ELECTRONICS HOLDING CO. INC.
                           (PREDECESSOR COMPANIES)


                       COMBINED STATEMENTS OF INCOME

        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND FOR THE NINE

                      MONTHS ENDED SEPTEMBER 30, 1996

                           (Amounts in thousand)

                                 (Unaudited)

                        For the three            For the nine
                         months ended            months ended
                      September 30, 1996  September 30, 1996
                      RMB       US$       RMB       US$
Sales to
  - a related company 14,867    1,794          52,631    6,349
  - others            8,507          1,026          24,498    2,955

                      23,374    2,820          77,129    9,304

Cost of goods sold         (16,144)  (1,947)   (55,196)  (6,658)
Selling and administrative
expenses                   (1,050)   (127)          (3,063)   (369)
Interest income, net       (187)          (23)      (1,398)   (169)
Other expenses, net        (35)      (4)       (79)      (10)

Total costs and expenses   (17,416)  (2,101)   (59,736)  (7,026)

Income before income taxes 5,958          719       17,393    2,098

Provision for income taxes (1,891)   (228)          (4,429)   (534)

Net income                 4,067          491       12,964    1,564



   The accompanying notes are an integral part of these financial statements.

Translation of amounts from Renminbi (RMB) into United States dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30, 1997 of US$1.00 = Rmb8.2900. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on September 30, 1997 or at any other certain rate.





                         ASIA ELECTRONICS HOLDING CO. INC.


                           CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997

                              (Amounts in thousands)


                        December 31,           September 30,
                      1 9 9 6    1 9 9 6       1 9 9 7      1 9 9 7
                       RMB      US$         RMB               US$
                                          (Unaudited)

ASSETS

Current assets:
  Cash                8,935          1,078          6,145               741
  Accounts receivable      15,713    1,895          15,854         1,912
  Due from related companies    31,926    3,851          74,845         9,029
  Inventories              21,065    2,541          13,266         1,600
  Prepayments and other
   current assets               1,592          192       12,617         1,522
  Value-added tax credit   4,575          552       4,575               552

  Total current assets     83,806    10,109    127,302        15,356

Property, plant and
 equipment, net            6,337          764       10,238         1,235

  Total assets        90,143    10,873    137,540        16,591

LIABILITIES AND INVESTORS'
  EQUITY

Current liabilities:
  Short-term bank loans         14,749    1,779          13,984         1,687
  Accrued expenses         6,072          732       9,251               1,116
  Value-added tax payable  2,401          290       13,613         1,642
  Income taxes payable          3,628          438       9,260          1,117
  Deferred taxation        669       81        959            116

  Total current
   liabilities        27,519    3,320          47,067         5,678

Negative goodwill               18,369    2,215          16,992         2,050

Deferred taxation               981       118       981            118

  Total liabilities        46,869    5,653          65,040         7,846
Minority interests         15,718    1,896          17,987         2,170
Investors' equity:
  Common stock, par value
   US$0.01 each, 30,000,000
   shares authorized;
   4,850,000 shares
   outstanding             398       48        402            48
  Additional paid-in
   capital                 27,158    3,276          27,170         3,277
  Retained earnings        -         -         26,941         3,250

  Total investors'
  equity              27,556    3,324          54,513         6,575

  Total liabilities and
  investors' equity        90,143    10,873    137,540        16,591

  The accompanying notes are an integral part of these financial statements.



































                     ASIA ELECTRONICS HOLDING CO. INC.


                   CONSOLIDATED BALANCE SHEETS  (Cont'd)

              AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997

                         (Amounts in thousands)



Translation of amounts from Renminbi (RMB) into United States dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30, 1997 of US$1.00 = Rmb8.2900. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on September 30, 1997 or at any other certain rate.



































                      ASIA ELECTRONICS HOLDING CO. INC.


                   CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                          (Amounts in thousands)

                               (Unaudited)

                                RMB            US$

Cash flows from operating activities:

Net income                           26,957         3,252
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation of property,
  plant and equipment           2,454               296
  Amortization of negative goodwill  (1,377)        (165)
  Provision for deferred taxation    290            35
  Minority interest                  7,691          928
  (Increase) decrease in assets:
  Accounts receivable           (141)               (17)
  Due from related companies         (42,919)       (5,178)
  Inventories                        7,799               941
  Prepayments and other
  current assets                (11,025)       (1,330)
Increase (decrease) in liabilities:
  Accrued expenses                   3,179               384
  Value-added tax payable       11,212         1,352
  Income taxes payable               5,632               679

Net cash provided by operating
  activities                         9,752               1,177

Cash flows from investing
  activities:

Purchase of fixed assets             (6,782)        (818)
Sale proceeds from disposal
  of fixed assets                    427            51

                                (6,355)        (767)

Cash flows from financing
  activities:
Repayment of short-term bank loans        (765)               (93)
Dividend paid to minority
  shareholders                  (5,422)        (654)
Net cash used in financing
  activities                         (6,187)        (747)

Net decrease in cash                 (2,790)        (337)
Cash, beginning of period            8,935               1,078

Cash, end of period                  6,145               741

  The accompanying notes are an integral part of these financial statements.











































                      ASIA ELECTRONICS HOLDING CO. INC.


                CONSOLIDATED STATEMENT OF CASH FLOWS (Cont'd)

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                         (Amounts in thousands)

                               (Unaudited)




Translation of amounts from Renminbi (RMB) into United States dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30, 1997 of US$1.00 = Rmb8.2900. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on September 30, 1997 or at any other certain rate.

































                       ASIA ELECTRONICS HOLDING CO. LTD.


           CONSOLIDATED STATEMENTS OF CHANGES IN INVESTORS' EQUITY

                   FOR THE PERIOD FROM JANUARY 3, 1996

             (DATE OF INCORPORATION) TO DECEMBER 31, 1996 AND

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                          (Amounts in thousands)

                                (Unaudited)


                           Additional          Retained
                      Capital   paid-in capital     earnings  Total
                   RMB              RMB          RMB           RMB

Contribution from
  investors      398       27,158         -         27,556

Balance as of
  December 31, 1996   398       27,158         -         27,556

Net income            -         -              26,957    26,957

Capitalization issue
  of dividend         16        -              (16)      -

Repurchase of common
  stock               (12)      12             -         -

Balance as of
  September 30, 1997  402       27,170         26,941    54,513








   The accompanying notes are an integral part of these financial statements.








                      ASIA ELECTRONICS HOLDING CO. INC.


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION

The accompanying interim consolidated balance sheet of Asia Electronics Holding Co. Inc. (the "Company"), incorporated in the British Virgin Islands, and subsidiaries as of September 30, 1997 and the related interim consolidated statements of income, cash flows and changes in investors equity for the nine months ended September 30, 1997 and the combined statements of income of Xianyang Daming Electronics Co., Limited and Xianyang Yongxin Electronic Co. Limited (predecessor companies) for the nine months ended September 30, 1996 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of these interim financial statements have been included therein. Interim results are not necessarily indicative of results for the entire year.

The interim consolidated financial statements included herein have been prepared on a basis consistent with that of the audited consolidated financial statements presented elsewhere in this document, in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

The Company acquired an 80% equity interest in Xianyang Daming Electronic Co., Limited ("Daming") and Xiangyang Yongxin Electronic Co., Limited ("Yongxin"), effective as of December 31, 1996 (see below Note 2 for details). Because the Company is an investment holding company with no other business activities, the combined result of operations of Daming and Yongxin for the nine months period ended September 30, 1996 is presented for comparative purpose.

For the purposes of these interim consolidated financial statements, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form F-1 as filed with the Securities and Exchange Commission ("SEC") on September 18, 1997, as supplemented by the prospectus, dated as of September 24, 1997.



2.     BUSINESS COMBINATION

The Company acquired an 80% interest in Daming and Yongxin, both incorporated in the People's Republic of China (PRC), effective as of December 31, 1996. Pursuant to an outstanding informal agreement, the purchase price was based upon the proportionate amount of the paid-in capital of both companies at the acquisition date or approximately RMB25,895,000. The acquisition has been accounted for as a purchase, with the purchase price allocated to the proportionate fair values of the acquired assets and assumed liabilities and resulted in an excess of the net fair value of the acquired companies over the purchase price of approximately RMB43,716,000. Such excess amount has been applied, first to reduce the proportionate value of the acquired long-term assets to zero (principally property, plant and equipment), with the remainder of approximately RMB18,369,000 classified as negative goodwill in the accompanying balance sheet. The operating results of Daming and Yongxin have been included in the consolidated statement of income effective as of January 1, 1997. The following presents the unaudited pro forma effects of the acquisition on the Company's results of operations for the nine months ended September 30, 1996, as if the acquisition had occurred on January 1, 1996.

                                         For the nine months ended
                                           September 30, 1996
                                RMB'000        US$'000

Net sales                            77,129         9,304
Net income                           13,562         1,636
Net income per common share               2.80           0.34
Weighted average number of
 shares ('000s)                      4,850               4,850



3.     INVENTORIES

Inventories comprised:

                      December 31,             September 30,
                 1996           1996      1997           1997
                 RMB'000        US$'000   RMB'000        US$'000

  Finished goods 21,065         2,541          13,266         1,600

  Total               21,065         2,541          13,266         1,600


4.     NET INCOME PER COMMON SHARE

Net income per common share has been computed based upon the weighted average number of shares outstanding for the applicable period. The Company has no dilutive securities or common stock equivalents.



5.     NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "net income per common share", which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirement for basic and diluted income per share. This statement will be adopted by the Company in connection with its consolidated financial statements for the year ending December 31, 1997. The adoption of this new standard will have no effect on the net income per common share for the period ended September 30, 1997.



6.     SUBSEQUENT EVENTS

a. On October 1, 1997, the Company completed an initial public offering of 4,600,000 shares at an initial public offering price of US$8 per share (the "Offering"). The net proceeds from this offering, after underwriters discounts and commissions and other expenses, were approximately US$32.12 million.

b. US$5.5 million of the proceeds from the offering was used to acquire a 70%
equity interest in Yantai Daewoo Electronic Components Co., Ltd (" Yantai") and a 90% equity interest in Xianyang Dnon Tech Special Electro Technique Co., Ltd. ("Dnon Tech"), two Sino-foreign joint ventures incorporated in the PRC (the "Acquisitions"). The Acquisitions were consummated in October 1997 and each will be accounted for as a purchase. Yantai and Dnon Tech are both related companies and are principally engaged in the manufacturing of deflection yokes and enameled copper wires, respectively. The effects of the Acquisitions and the Offering are reflected in the unaudited pro forma consolidated statement of income and balance sheet in Note 7 below.



7.     UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma consolidated statement of income for the nine months ended September 30, 1997 represents a consolidation, adjusted as described in the accompanying notes, of the unaudited consolidated statement of income of the Company and the unaudited combined statement of income of Yantai and Dnon Tech for the nine months ended September 30, 1997, as if the operations of the Company had been consolidated with the operations of Yantai and Dnon Tech at the beginning of the nine months ended September 30, 1997.

The following unaudited pro forma consolidated balance sheet represents a consolidation, adjusted as described in the accompanying notes, of the unaudited consolidated balance sheet of the Company at September 30, 1997 and the unaudited combined balance sheet of Yantai and Dnon Tech at September 30. 1997, and assumes
the Company acquired each of Yantai and Dnon Tech as of September 30, 1997.

The following unaudited pro forma consolidated financial statements should be read in conjunction with, and are qualified in their entirety by reference to the unaudited consolidated financial statements of the Company and the unaudited combined financial statements of Yantai and Dnon Tech.

The following pro forma financial statements are provided for informational and comparative purposes only and do not purport to be indicative of the results of operations and financial position of the Company had such transactions in fact occurred on January 1, 1997 or September 30, 1997, respectively, or during the period presented or during any future period.



















































Unaudited Pro Forma Consolidated Statement of Income

                                For the nine months ended September 30, 1997
                  Asia
            Electronics
            Holding Co      Yantai and
            Inc. & Sub-     Dnon Tech            Pro Forma         Pro Forma
            sidiaries  (combined)          Adjustments        Consolidated
                     (Amounts in thousands, except share and per share data)
            RMB          RMB             RMB       RMB      US$

Sales            144,011   72,477        (10,122)(1)      206,366   24,893

Cost of goods
  sold      (103,243)   (60,482)          10,122(1) (146,453) (17,666)
                                     7,150(2)

Selling and
 administrative
 expenses         (5,301)  (3,762)                  (9,063)   (1,093)

Interest income
 (expense), net     1,014    (266)                      748      90
Other income
 (expense), net    6,146   (1,163)        (771)(3)    4,212     508

Total cost and
 expenses        (101,384) (65,673)       16,501     (150,556)     (18,161)

Income before
 income taxes     42,627     6,804         6,379      5,810   6,732
Provision for
 income taxes     (7,979)       65                   (7,914)   (955)

Income after
 income taxes     34,648     6,869         6,379     47,896   5,777

Minority
 interest        (7,691)        -          (1,585)(4)    (9,276)   (1,119)

Net income       26,957      6,869        4,794          38,620    4,658

Pro forma net
 income per
 common share                                        6.85           0.83


Pro forma
 weighted average
 number of common
 shares
 outstanding (5)                          5,638,000      5,638,000

Unaudited Pro Forma Consolidated Balance Sheet


                           September 30, 1997
                 Asia
                 Electronics
                 Holding Co.       Yantai and
                 Inc. & Sub-       Dnon Tech    Pro Forma      Pro Forma
                 sidiaries    (combined)  Adjustments    Consolidated
                                (Amounts in thousands)
                   RMB               RMB       RMB             RMB

ASSETS

Current assets :
  Cash           6,145               8,197          (45,595)(9)         (31,253)
  Accounts receivable 15,854         225       16,079
  Due from
   joint venture
   partners              -           9,405          9,405               9,405
  Due from related
   companies          74,845         (1,743)(7)     73,102         73,102

  Inventories         13,266         15,089                   28,355
    Prepayments and
     other current
   assets        12,617         1,824                         14,441
    Value-added
      tax credit       4,575         271                      4,846

   Total current
      assets          127,302        35,011    (47,338)       114,975

  Property, plant
    and equipment, net     10,238         47,262                   57,500
  Other assets   -              1,281                         1,281
  Deferred tax
   assets             -                   435       (32)(8)        403
  Goodwill            -              -         10,280(9)      10,280

  Total assets   137,540   83,989         (37,090)       184,439












LIABILITIES AND
  INVESTORS'
   EQUITY

Current liabilities
  Short-term
    bank loans        13,984         7,057                         21,041
  Accounts payable    -              5,401                         5,401
  Due to related
   Companies          -              7,383          (1,743,)(7)         5,640
  Due to a joint
   Ventures partner   -              12,513                   12,513
  Accrued expense          9,251               1,469                    10,720
  Value-added tax
   Payable            13,613         -                        13,613
  Income tax payable  9,260               -                        9,260
  Deferred taxation   959            -                        959
  Dividend payable    -              3,744                         3,744

    Total current
  liabilities         47,067         37,567    (1,734)        82,891

  Negative goodwill   16,992         -                        16,992
  Deferred taxation   981            -         (32)(8)        949

    Total liabilities 65,040         37,567    (1,775)        100,832

Minority interests    17,987         -         11,107(9)      29,094

Investors' equity
  Common stock        402            39,062    (39,062)(9)         402

  Additional paid-in
   Capital            27,170         610       (610)(9)       27,170
  Retained charges    26,941         6,750          (6,750)(9)          26,941

    Total investors'
  equity         54,513         46,422    (46,422)       54,513

    Total liabilities
  and investors'
   equity        137,540        83,989    (37,090)       184,439











Unaudited Pro Forma Consolidated Balance Sheet


                           September 30, 1997
                                Pro Forma      Pro Forma
                 Pro Forma      Consolidated   Consolidated
                 Adjustments         Adjustments         As Adjusted(6)
                               (Amounts in thousands)
                      RMB            RMB            US$

ASSETS

Current assets :
  Cash           266,274(6)          235,022             28,350
  Accounts receivable                16,079              1,940
  Due from
   joint venture
   partners                          9,405                    1,135
  Due from related
   companies                         73,102              8,818

  Inventories                        28,355              3,420
    Prepayments and
     other current
   assets                       14,441              1,742
    Value-added
      tax credit                     4,846                    585

   Total current
      assets          266,275        381,250             45,990

  Property, plant
    and equipment, net                    57,500              6,936
  Other assets                  1,281                    155
  Deferred tax
   assets                            403                 49
  Goodwill                           10,280              1,240

  Total assets   266,275        450,714             54,370













LIABILITIES AND
  INVESTORS'
   EQUITY

Current liabilities
  Short-term
    bank loans                       21,041              2,538
  Accounts payable                   5,401                    652
  Due to related
   Companies                         5,640                    681
  Due to a joint
   Ventures partner                  12,513              1,509
  Accrued expense                         10,720              1,293
  Value-added tax
   Payable                           13,613              1,642
  Income tax payable                 9,260                    1,117
  Deferred taxation                  959                 116
  Dividend payable                   3,744                    452

    Total current
  liabilities                        82,891              10,000

  Negative goodwill                  16,992              2,050
  Deferred taxation                  949                 114

    Total liabilities                100,832             12,164

Minority interests                   29,094              3,510

Investors' equity
  Common stock        381(6)         783                 95

  Additional paid-in
   Capital            265,894(6)          293,064             35,351
  Retained charges                   26,941              3,250

    Total investors'
  equity         266,275        320,788             38,696

    Total liabilities
  and investors'
   equity        266,275        450,714             54,370











Notes To Unaudited Pro Forma Financial Statements

(1) Adjusted to eliminate inter-company sales and purchases of enameled copper wire.

(2) This represents the reversal of a revaluation of inventory to fair value in connection with the acquisition, which was included in the results of operations in the first quarter 1997.

(3) Adjusted to record the amortization of goodwill arising from the acquisition of 70% of the equity of Yantai and 90% of the equity of Dnon Tech over a period of 10 years.

(4) Adjusted to account for the minority interests of Yantai (30%) and Dnon Tech (10%).

  The weighted average number of shares outstanding has been adjusted for the issuance in the Offering of approximately 788,000 shares for the nine months ended September 30, 1997, which represents the number of shares at the initial public offering price of US$8.00 per share that would be required to generate the net proceeds of US$5,500,000 to be used for the acquisition of Yantai and Dnon Tech.

(6) Adjusted to reflect the sale of 4,600,000 shares of common stock offered at the initial public offering price of US$8.00 per share and the receipt of the net proceeds therefrom.

(7)    Adjusted to eliminate inter-company balances.

(8)    Adjusted to offset deferred tax assets and liabilities.

(9) Adjusted to record cash paid for the acquisition of 70% of the equity of Yantai and 90% of the equity of Dnon Tech. Each acquisition is accounted for as a purchase, with the purchase price allocated to the proportionate fair value of the acquired assets and assumed liabilities, and results in goodwill of approximately RMB10,280,000 (US$1,240,000).

















        ASIA ELECTRONICS HOLDING CO. INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations of the Company (excluding Yantai and Dnon Tech)

The following discussion is based on the unaudited pro forma consolidated statement of income of the Company for the nine months ended September 30, 1996, as if the Company had acquired Daming and Yongxin at January 1, 1996 and the unaudited consolidated statement of income for the Company for the nine months ended September 30, 1997. The Company acquired an 80% equity interest in Daming and Yongxin, effective as of December 31, 1996. Because the Company is an investment holding company with no other business activities, the pro forma consolidated results of the Company would be the same as the combined results of operations of Daming and Yongxin for the nine months ended September 30, 1996.


       Pro forma
       consolidated
       results of
       operations
       for the nine             Consolidated results of
       months ended             operations for the nine
       September 30, 1996       months ended September 30, 1997

       Amounts   Percentage          Amounts        Percentage
            (RMB'000)                     (RMB'000)

Net
  sales        77,129      100%      144,011             100%
Gross
  profit       21,933      28%       40,768              28%
Selling and
  administrative
  expenses
           3,063      4%         5,301              4%
Income before
  income
  taxes         20,584          27%       42,627              30%
Net
  income        13,562          18%       26,957              19%

Net Sales. The increase in net sales was mainly due to expanded operations and increased market demand. The increase was especially substantial for the sales of 25" deflection yokes, which had a total sales volume of approximately 1,289,440 units (compared with 607,000 units for the nine months ended September 30, 1996) contributing approximately RMB109,000,000 to the net sales for the period ended September 30, 1997.

Gross Profit.    The increase in gross profit reflected the growth in net sales.

Selling and Administrative Expenses. The increase in selling and administrative expenses reflected the growth in net sales.

Income Before Income Taxes. The increase in income before income taxes was mainly due to the increase in net sales and the inclusion of a gain from sales of certain fixed assets to a related company of approximately RMB5,556,000.

Net Income. The increase in net income reflected the changes described above.

The following discussion is based on the unaudited pro forma consolidated statement of income of the Company for the three months ended September 30, 1996, as if the Company had acquired Daming and Yongxin at January 1, 1996, and the unaudited consolidated statement of income of the Company for the three months ended September 30, 1997.


  Pro forma consolidated
  results of operations         Consolidated results of
  for the three months          operations for the three months
  ended September 30, 1996      ended September 30, 1997

          Amounts          Percentage               Amounts   Percentage
          (RMB'000)                  (RMB'000)

Net
  sales        23,374      100%           32,586         100%
Gross
  profit       7,230        31%           10,100          31%
Selling and
  administrative
  expenses
          1,050         4%            1,945           6%
Income before
  income
  taxes        6,933        30%           15,576          48%
Net
  income       4,218        18%           10,673          33%


Net Sales. The increase in net sales was mainly due to expanded operations and increased market demand. The increase was especially substantial for sales of 25" deflection yokes.

Gross Profit.    The increase in gross profit reflected the growth in net sales.

Selling and Administrative Expenses. The increase in selling and administrative expenses reflected the growth in net sales.

Income Before Income Taxes. The increase in income before income taxes was mainly due to the increase in net sales and the inclusion of a gain from sales of certain fixed assets to a related company of approximately RMB5,556,000.

Net income. The increase in net income reflected the changes described above.

Results of operations of the Company (including Yantai and Dnon Tech)

The following discussion is based on the unaudited pro forma consolidated statement of income of the Company for the nine months ended September 30, 1996, as if the Company had acquired Daming, Yongxin, Yantai and Dnon Tech at January 1, 1996, and the unaudited pro forma consolidated statement of income for the Company for the nine months ended September 30, 1997, as if the Company had acquired Yantai and Dnon Tech at January 1, 1997.


       Pro forma consolidated
       results of operations    Pro forma consolidated results
       for the nine months      of operations for the nine
      ended September 30, 1996  months ended September 30, 1997

       Amounts        Percentage     Amounts        Percentage
       (RMB'000)                     (RMB'000)

Net
 sales 132,454           100%        206,366           100%
Gross
 profit      29,506            22%         59,913            29%
Selling and
 administrative
 expenses
         6,377              5%         9,063             4%
Income before
 income
 taxes  26,292             20%        55,810            27%
Net
 income      18,303             14%        38,620            18%


Net Sales. The increase in net sales reflected the changes described above. In addition, net sales at Dnon Tech increased from approximately RMB4,267,000 to RMB18,569,000.

Gross Profit.    The increase in gross profit was primarily attributable to the reduced costs of production associated with the expansion of the scale of operations and the improvement in production efficiency.

Selling and Administrative Expenses. The increase in selling and administrative expenses reflected the growth in net sales.

Income Before Income Taxes. The increase in income before income taxes was mainly due to the increase in net sales and the inclusion of a gain from sales of certain fixed assets to a related company of approximately RMB5,556,000.

Net Income. The increase in net income reflected the changes described above.




The following discussion is based on the unaudited pro forma consolidated statement of income of the Company for the three months ended September 30, 1996, as if the Company had acquired Daming, Yongxin, Yantai and Dnon Tech at January 1, 1996 and the unaudited pro forma consolidated statement of income of the Company for the three months ended September 30, 1997, as if the Company had acquired Yantai and Dnon Tech at January 1, 1997.


       Pro forma consolidated        Pro forma consolidated
       results of operations for     results of operations for
       the three months              the three months
       ended September 30, 1996      ended September 30, 1997

                 Amounts   Percentage     Amounts   Percentage
                 (RMB'000)           (RMB'000)

Net sales             45,054    100%      55,323    100%
Gross profit          10,886    24%       13,719    26%
Selling and
 administrative
 expenses             2,847     6%             3,351     6%
Income before income
  taxes               11,283    25%       17,159    33%
Net income            8,106     18%            11,729    22%


Net Sales. The increase in net sales reflected the changes described above. In addition, net sales at Dnon Tech increased from approximately RMB1,130,000 to RMB3,700,000.

Gross Profit.    The increase in gross profit reflected the growth in net sales.

Selling and Administrative Expenses. The increase in selling and administrative expenses reflected the growth in net sales.

Income Before Income Taxes. The increase in income before income taxes was mainly due to the increase in net sales and the inclusion of a gain from sales of certain fixed assets to a related company of approximately RMB5,556,000.

Net Income. The increase in net income reflected the changes described above.

Liquidity and Capital Resources

The Company mainly relies on cash flow from operations and short-term borrowings from banks to meet its financial obligations. As of September 30, 1997, the Company had net working capital of approximately RMB80,000,000. Changes in working capital were mainly due to the increase in the amount due from related companies, which was approximately RMB74,845,000 at September 30, 1997.

The Company's short-term borrowings are mainly denominated in United States dollars and are secured by corporate guarantees given by Xianyang Pianzhuan. As of September 30, 1997, the Company had total short-term borrowings of approximately RMB13,984,000. The Company has credit facilities granted by The People's Construction Bank of China and China Industrial and Commercial Bank amounting to credit of RMB50,000,000 and an additional United States dollar denominated credit of US$5,000,000. The average interest rate for the bank borrowings was 6.5%. The Company may also borrow Renminbi, if necessary, for future cash requirements but at a higher interest rate.

For the period ended September 30, 1997, the Company had combined net cash flow from operating activities of RMB9,752,000. Cash flow from operations was mainly contributed from the Company's net income, and the increase in value-added tax payable and income tax payable and a reduction in inventories.

The Company anticipates that it will be able to meet its ongoing cash requirements with cash generated from operations and borrowings, as needed, from existing banking relationships.

On October 1, 1997, the Company completed an initial public offering of
4,600,000
shares at an initial public offering price of US$8 per share. Subsequently, the underwriters exercised their option to purchase an additional 690,000 shares at US$8 per share. The net proceeds from this offering, after underwriters discounts and commissions and other expenses, were approximately US$37.1 million.

US$5.5 million of the proceeds from the offering was used to acquire a 70%
 equity
interest in Yantai Daewoo Electronic Components Co., Ltd (" Yantai") and a 90% equity interest in Xianyang Dnon Tech Special Electro Technique Co., Ltd. ("Dnon Tech"), two Sino-foreign joint ventures incorporated in the PRC. Both acquisitions were consummated in October 1997.

The Company intends to use approximately US$15.5 million of the net proceeds to finance the installation of its new deflection yoke manufacturing facility in Weihai and installations at two existing deflection yoke manufacturing facilities
in Xianyang.

The Company also intends to apply approximately US$2.0 million of the net proceeds to research and product development activities and use approximately US$1.0 million on sales and marketing activities.

The Company will apply the remaining approximately US$13.1 million of net proceeds for general corporate purposes and working capital.

Pending such uses, the Company intends to invest the net proceeds from the offering in U.S. short-term, investment grade, interest-bearing securities.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.







       ASIA ELECTRONICS HOLDING CO. INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits.

  None.

(b)    Reports on Form 8-K.

  None.
                           SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ASIA ELECTRONICS HOLDING CO. INC.



Date:  November 19, 1997             By:  /s/  Qingsong Du
                                     Qingsong Du
                                     Chief Executive Officer



  By:  /s/  Fan Baiyan
       Fan Baiyan
       Chief Financial Officer